Form 10-K
period 2005-12-31
Harley-Davidson Motorcycle Trust 2005-3
filed 2006-03-30
CIK 1336998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number:  333-124935-01

HARLEY-DAVIDSON MOTORCYCLE TRUST 2005-3

(Harley-Davidson Customer Funding Corp)

(Exact name of registrant as specified in its charter)

Delaware	51-6567912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rodney Square North

1100 North Market Street

Wilmington, Delaware    19890-0001

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code:     (302) 651-1000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act:  None.

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                          Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                           Accelerated filer  ☐                           Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

PART I

ITEM 1.                                                     BUSINESS

This Annual Report on Form 10-K (the “Report”) is filed with respect to Harley-Davidson Motorcycle Trust 2005-3 (the “Trust”). In 2005, the Trust issued $650,000,000.00 in aggregate principal amount of asset-backed notes (the “Notes”). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of the SEC to other companies in similar circumstances.

ITEM 1A.                                            RISK FACTORS

Not applicable.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                     PROPERTIES

The assets of the Trust primarily include a pool of conditional sales contracts and promissory notes and security agreements secured by new or used motorcycles.

ITEM 3.                                                     LEGAL PROCEEDINGS

There were no legal proceedings.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Trust’s security holders during the fourth quarter of 2005.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were less than 300 participants per trust in the DTC system holding positions in the Cede Certificates as of December 31, 2005. The following were noteholders of record as of the end of the reporting year:

Series 2005-3 Class A-1	Cede & Co.
Series 2005-3 Class A-2	Cede & Co.
Series 2005-3 Class B	Cede & Co.

There is no established public trading market for the Notes.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

ITEM 9A.                                            CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.                                            OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Not applicable.

ITEM 11.                                              EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Notes, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

Cede & Co.

c/o The Depository Trust Company

Seven Hanover Square

New York, New York 10004

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)                                  The following documents are filed as part of this Form 10-K.

1.                                       Not applicable.

2.                                       Not applicable.

3.                                       Exhibits

31.1 Certification Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.

99.1  Annual Servicer Statement.

99.2  Management’s Report on Internal Control Over the Servicing and Preparation of Monthly Servicer’s Certificates.

99.3  Report of Independent Accountants.

(b)                                 The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated September 15, 2005, October 17, 2005, November 15, 2005, December 15, 2005, and January 17, 2006.

(c)                                  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEY-DAVIDSON MOTORCYCLE TRUST 2005-3

By: Harley-Davidson Credit Corp.,
as Administrator

	By:	/s/ Perry A. Glassgow
Perry A. Glassgow
Vice President and Treasurer

March 30, 2006

Index to Exhibits

Exhibit Number	Exhibit
31.1	Certification Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
99.1	Annual Servicer Statement.
99.2	Management’s Report on Internal Control Over the Servicing and Preparation of Monthly Servicer’s Certificates.
99.3	Report of Independent Accountants.